Form 10-K
period 1996-12-31
MORGAN J P STRUCTURED FINANCE CORP; GUARANTEED EXPORT TRUSTS PDVSA 1996 A
filed 1997-01-30
CIK 920466, 944714

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1996

         J.P. Morgan Structured Finance Corp. (Registrant)/
                 Guaranteed Export Trust-PDVSA 1996-A (Issuer)
              (Exact Name of Registrant as Specified in Charter)


   Delaware                      33-76482                   13-3761270
(State of Other                (Commission                (IRS Employer
Jurisdiction of                File Number)            Identification No.)
Incorporation)



c/o  Bankers Trust Company, As Trustee
     Four Albany Street
     New York, New York                                           10006
(Address of Principal Executive Offices)                       (Zip Code)

Trustee's telephone number, including area code:
         (212) 250-2500


          Securities registered pursuant to section 12(g) of the Act:

6.55% Certificates Due 2004, Series 1996-A,
Guaranteed Export Trust-PDVSA 1996-A
          (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 [X] Yes   [ ] No



                     DOCUMENTS INCORPORATED BY REFERENCE.


List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to certificateholders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         FORMS 8-K DATED JUNE 15, 1996 AND DECEMBER 15, 1996.




                                  PART I


Item 2.        Properties

Description of the Promissory Notes and Supporting Guarantee

               Pursuant to the Declaration of Trust relating to the issuance of Guaranteed Export Trust-PDVSA 1996-A (the "Trust") on June 15, 1996, J.P. Morgan Structured Finance Corp., the depositor, delivered to the Trust seventeen treasury rate notes of Maraven, S.A. (each treasury rate note, a "Promissory Note" and, collectively, the "Promissory Notes"), which will be amortized in 16 equal installments of principal of $13,709,154.85 and one other installment of 13,707,290.40. Such principal payment will be made on June 15 and December 15 of every year, beginning on June 15, 1996 and ending on June 15, 2004. These Promissory Notes have a fixed interest rate of 6.55%. The Promissory Notes' aggregate principal balance outstanding as of December 31, 1996 was $205,635,458.30. Such Promissory Notes were acquired by the Trust simultaneously with the issuance by the Trust of 6.55% certificates due 2004, Series 1996-A (the "Certificates") that were authenticated by the Certificate Registrar. The Certificates are designed to pass through to the holders principal and interest payments on the Promissory Notes.

               Pursuant to the Declaration of Trust and through the acquisition by the Trust of the Promissory Notes and the issuance by the Trust of the Certificates, 100% of all scheduled amounts of principal and interest due on the Certificates will be guaranteed (the "Guarantee") by the Export-Import Bank of the United States ("Eximbank"), an independent agency of the government of the United States of America. Such Guarantee is backed by the full faith and credit of the United States of America.

               In addition, Maraven, S.A. has entered into a Liquidity Agreement (the "Liquidity Agreement") with the Private Export Funding Corporation ("PEFCO") whereby PEFCO has irrevocably agreed to make advances on behalf of Maraven, S.A. to the Trustee with respect to any deficiencies on the amounts due under the Promissory Notes.


Item 3.        Legal Proceedings

               There were no legal proceedings.


Item 4.        Submission of Matters to a Vote of Security Holders

               There were no matters submitted to the certificateholders for voting.


                                    PART II


Item 5.        Market for Registrant's Common Equity and Related Stockholder
Matters

               1. Cede & Co. is the only certificateholder of record as of the end of the reporting year.

               There were 32 participants at the Depository Trust Company that are the beneficial holders of the Certificates.

               2.    Principal market in which the Certificates are traded:

                     The Certificates are not traded on any public market.

               3.    Aggregate Principal and Interest distributed on the
Certificates:

                     For the period commencing June 15, 1996 and ending December 31, 1996, the following amount was distributed to the certificateholders:

                     Principal               Interest
                     ---------               --------

                   $27,418,309.70         $9,134,066.64


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

               There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.


                                   PART III


Item 12.       Security Ownership of Certain Beneficial Owners and Management

               Information as required by subparagraph (a)(3) of Item 403 Reg. S-K.

               None.


Item 13.       Certain Relationships and Related Transactions

               Information as required by subparagraph (a)(3) of Item 404 Reg. S-K.

               None.




                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

               Exhibit A -- Form 8-K dated June 15, 1996 and
                           December 15, 1996
                              (incorporated by reference)

               Exhibit B -- Auditor's Report





                                SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, Guaranteed Export Trust-PDVSA 1996-A has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                   GUARANTEED EXPORT TRUST-PDVSA 1996-A


                   By: Bankers Trust Company, as Trustee


January 29, 1997                     By: /s/ Louis Bodi
                                        ---------------
                                       Name: Louis Bodi
                                       Title: Vice President